Form 10QSB
period 2001-03-31
COYOTE CANYON CORP
filed 2001-07-13
CIK 1101916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from                to
                                       ---------------  -----------------------
                        Commission file number 000-29133
            --------------------------------------------------------

                            Coyote Canyon Corporation
  -----------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Wyoming                                            86-0970161
--------------------------------------------------------------------------------
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification No.)

                 11601 E. Lusitano Place, Tucson, Arizona, 85748
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (520) 731-9890
                   -------------------------------------------
                            Issuer's telephone number

                   5505 N. Indian Trail, Tucson, Arizona 85750
                (Former address, if changed since last report.)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2001 1,000,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Coyote Canyon Corporation
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of Coyote Canyon Corporation (a development stage company) as of March 31, 2001 and December 31, 2000, and the related statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
July 11, 2001

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                          March 31, December 31,
                                                            2001         2000
                                                           -------      -------
Assets: ..............................................     $  --        $  --
                                                           =======      =======

Liabilities - Accounts Payable .......................     $ 1,300      $  --
                                                           -------      -------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at March 31, 2001
    and December 31, 2000 ............................       1,000        1,000
  Paid-In Capital ....................................       3,663        3,663
  Retained Deficit ...................................      (1,075)      (1,075)
  Deficit Accumulated During the
    Development Stage ................................      (4,888)      (3,588)
                                                           -------      -------
     Total Stockholders' Equity ......................      (1,300)        --
                                                           -------      -------

     Total Liabilities and
       Stockholders' Equity ..........................     $  --        $  --
                                                           =======      =======




                 See accompanying notes and accountants' report.

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                      Cumulative
                                                                   since October
                                                                       20, 1999
                                                                      Inception
                                          For the three months ended      of
                                                      March 31,
                                                  ----------------- development
                                                   2001       2000       stage
                                                  -------    -------    -------
Revenues: .....................................   $  --      $  --      $  --

Expenses: .....................................     1,300        930      4,888
                                                  -------    -------    -------

     Net Loss .................................   $(1,300)   $  (930)   $(4,888)
                                                  =======    =======    =======

Basic &
Diluted loss
per share .....................................   $  --      $  --
                                                  =======    =======





                 See accompanying notes and accountants' report.

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                      Cumulative
                                                                   since October
                                                                      20, 1999
                                          For the three months ended  Inception
                                                         March 31,        of
                                                      ---------------Development
                                                       2001     2000     Stage
                                                      -------   -----   -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ...........................................  $(1,300)   (930)  $(4,888)
Increase (Decrease) in Accounts Payable ............    1,300    --       1,300
                                                      -------   -----   -------
  Net Cash Used in operating activities ............     --      (930)   (3,588)
                                                      -------   -----   -------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities ..........     --      --        --
                                                      -------   -----   -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder .................     --       930     3,588
                                                      -------   -----   -------
Net Cash Provided by
  Financing Activities .............................     --       930     3,588
                                                      -------   -----   -------

Net (Decrease) Increase in
  Cash and Cash Equivalents ........................     --      --        --
Cash and Cash Equivalents
  at Beginning of Period ...........................     --      --        --
                                                      -------   -----   -------
Cash and Cash Equivalents
  at End of Period .................................  $  --     $--     $  --
                                                      =======   =====   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest .........................................  $  --     $--     $  --
  Franchise and income taxes .......................  $  --     $--     $   125

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                 See accompanying notes and accountants' report.

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Coyote Canyon Corporation (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

     The unaudited financial statements as of March 31, 2001 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Wyoming on May 7, 1996. The Company ceased all operating activities during the period from May 7, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of March 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made in 2000 financial statements to conform with the 2001 presentation.

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                 For the three months ended March 31, 2001
                                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                             $           (1,300)           1,000,000  $                  -
                                                        ==================  ===================  ==================

                                                                 For the three months ended March 31, 2000
                                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                             $             (930)           1,000,000  $                  -
                                                        ==================  ===================  ==================

     The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

     As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2016. Current tax laws limit the amount of loss available to be offset against future taxable

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - INCOME TAXES (continued)

income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.


Item 2.  Management's Discussion and Analysis or Plan of Operation

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion  strategy,  changes in costs of raw  materials,  labor,  and  employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Results of Operations

     The Company had no sales or sales revenues for the three months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $1,300 for the three month period ended March 31, 2001 and $930 for the same period in 2000.

     The Company recorded net loss of $1,300 for the three months ended March 31, 2001 compared to $930 loss for the same period in 2000.

Capital Resources and Liquidity

     At March 31, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2000. The Company had a net working capital deficit of $1,300 at March 31, 2001 as compared to $0 at December 31, 2000.

     Net stockholders' deficit in the Company was $1,300 as of March 31, 2001 and $0 as of December 31, 2000.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

     The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No.       Exhibit

         *3.1              Articles of Incorporation

         *3.2              Amended Articles of Incorporation

         *3.3              Bylaws



(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

*    Incorporated   herein  by  reference   from   Registrant's   Form  10SB12G,
     Registration Statement, dated January 26, 2000.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of July, 2001.

Coyote Canyon Corporation



/s/ Daniel L. Hodges
--------------------------
Daniel L. Hodges
President/CFO and Director

July 11, 2001