Form 10QSB
period 2001-06-30
COYOTE CANYON CORP
filed 2001-07-16
CIK 1101916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001
                  --------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from            to
                                               -----------  -------------------
                        Commission file number 000-29133
            --------------------------------------------------------

                            Coyote Canyon Corporation
  -----------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Wyoming                                          86-0970161
-------------------------------------------------------------------------------
 (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                        Identification No.)

                 11601 E. Lusitano Place, Tucson, Arizona, 85748
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (520) 731-9890
                            Issuer's telephone number


     (Former name, former address and former fiscal year, if changed since last report.)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2001 1,000,000
                                                     ---------------------------

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Coyote Canyon Corporation
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of Coyote Canyon Corporation (a development stage company) as of June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                  Respectfully submitted



                                                  /S/ ROBISOH, HILL & CO.
                                                  Certified Public Accountants

Salt Lake City, Utah
July 11, 2001

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                          June 30,  December 31,
                                                             2001        2000
                                                           -------      -------
Assets: ..............................................     $  --        $  --
                                                           =======      =======

Liabilities - Accounts Payable .......................     $ 1,359      $  --
                                                           -------      -------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at June 30, 2001
    and December 31, 2000 ............................       1,000        1,000
  Paid-In Capital ....................................       3,663        3,663
  Retained Deficit ...................................      (1,075)      (1,075)
  Deficit Accumulated During the
    Development Stage ................................      (4,947)      (3,588)
                                                           -------      -------
     Total Stockholders' Equity ......................      (1,359)        --
                                                           -------      -------

     Total Liabilities and
       Stockholders' Equity ..........................     $  --        $  --
                                                           =======      =======








                 See accompanying notes and accountants' report.

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                      Cumulative
                                                                   since October
                                                                       20, 1999
                                                                       Inception
                 For the three months ended   For the six months ended    of
                              June 30,               June 30,        development
                        -------------------     -------------------
                         2001        2000        2001        2000        stage
                        -------     -------     -------     -------     -------
Revenues: ..........    $  --       $  --       $  --       $  --       $  --

Expenses: ..........         59       1,550       1,359       2,480       4,947
                        -------     -------     -------     -------     -------

     Net Loss ......    $   (59)    $(1,550)    $(1,359)    $(2,480)    $(4,947)
                        =======     =======     =======     =======     =======

Basic &
Diluted loss
per share ..........    $  --       $  --       $  --       $  --
                        =======     =======     =======     =======









                 See accompanying notes and accountants' report.

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                         Cumulative
                                                                        since October
                                                                          20, 1999
                                              For the six months ended   Inception of
                                                         June 30,         Development
                                                    ------------------
                                                     2001       2000       Stage
                                                    -------    -------    -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ........................................   $(1,359)   $(2,480)   $(4,947)
Increase (Decrease) in Accounts Payable .........     1,359        250      1,359
                                                    -------    -------    -------
  Net Cash Used in operating activities .........      --       (2,230)    (3,588)
                                                    -------    -------    -------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities .......      --         --         --
                                                    -------    -------    -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder ..............      --        2,230      3,588
                                                    -------    -------    -------
Net Cash Provided by
  Financing Activities ..........................      --        2,230      3,588
                                                    -------    -------    -------

Net (Decrease) Increase in
  Cash and Cash Equivalents .....................      --         --         --
Cash and Cash Equivalents
  at Beginning of Period ........................      --         --         --
                                                    -------    -------    -------
Cash and Cash Equivalents
  at End of Period ..............................   $  --      $  --      $  --
                                                    =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................   $  --      $  --      $  --
  Franchise and income taxes ....................   $  --      $  --      $   125

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                 See accompanying notes and accountants' report.

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

Interim Reporting

     The unaudited financial statements as of June 30, 2001 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Wyoming on May 7, 1996. The Company ceased all operating activities during the period from May 7, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of June 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

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

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                 For the three months ended June 30, 2001
                                                                 ----------------------------------------
Basic Loss per Share
Loss to common shareholders                             $              (59)           1,000,000  $                  -
                                                        ==================  ===================  ==================

                                                                 For the three months ended June 30, 2000
                                                                 ----------------------------------------
Basic Loss per Share
Loss to common shareholders                             $           (1,550)           1,000,000  $                  -
                                                        ==================  ===================  ==================

                                                                  For the six months ended June 30, 2001
                                                                  --------------------------------------
Basic Loss per Share
Loss to common shareholders                             $           (1,359)           1,000,000  $                  -
                                                        ==================  ===================  ==================

                                                                  For the six months ended June 30, 2000
                                                                  --------------------------------------
Basic Loss per Share
Loss to common shareholders                             $           (2,480)           1,000,000  $                  -
                                                        ==================  ===================  ==================

     The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

     As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2016. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of June 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.


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

Results of Operations

     The Company had no sales or sales revenues for the three months ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three months ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $59 for the three month period ended June 30, 2001 and $1,550 for the same period in 2000.

     The Company recorded net loss of $59 for the three months ended June 30, 2001 compared to $1,550 loss for the same period in 2000.

Capital Resources and Liquidity

     At June 30, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2000. The Company had a net working capital deficit of $1,359 at June 30, 2001 as compared to $0 at December 31, 2000.

     Net stockholders' deficit in the Company was $1,359 as of June 30, 2001 and $0 as of December 31, 2000.


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

*    Incorporated   herein  by  reference   from   Registrant's   Form  10SB12G,
     Registration Statement, dated January 26, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of July, 2001.

Coyote Canyon Corporation



/s/ Daniel L. Hodges
--------------------------
Daniel L. Hodges
President/CFO and Director

July 16, 2001