Form 10QSB
period 2001-09-30
COYOTE CANYON CORP
filed 2001-11-14
CIK 1101916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         September 30, 2001
                                            -----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                   to
                                            -----------------    ---------------
                    Commission file number                 000-29133
                                            ------------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2001 1,000,000

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                    PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Coyote Canyon Corporation
(A Development Stage Company)


        We have reviewed the accompanying balance sheets of Coyote Canyon Corporation (a development stage company) as of September 30, 2001 and December 31, 2000, and the related statements of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
November 13, 2001

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                September 30,    December 31,
                                                                    2001             2000
                                                               ---------------  --------------
Assets:                                                        $             -  $            -
                                                               ===============  ==============

Liabilities - Accounts Payable                                 $         1,140  $            -
                                                               ---------------  --------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at September 30, 2001
    and December 31, 2000                                                1,000           1,000
  Paid-In Capital                                                        5,583           3,663
  Retained Deficit                                                      (1,075)         (1,075)
  Deficit Accumulated During the
    Development Stage                                                   (6,648)         (3,588)
                                                               ---------------  --------------
     Total Stockholders' Equity                                         (1,140)              -
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Equity                                    $             -  $            -
                                                               ===============  ==============











                       See accompanying notes and accountants' report.

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                  Cumulative
                                                                                since October
                                                                                   20, 1999
                                                                                  Inception
                 For the three months ended       For the nine months ended           of
                       September 30,                    September 30,            development
               ------------------------------  -------------------------------
                    2001            2000            2001            2000            stage
               --------------  --------------  --------------- ---------------  --------------
Revenues:      $            -  $            -  $             - $             -  $            -

Expenses:               1,702             364            3,060           2,844           6,648
               --------------  --------------  --------------- ---------------  --------------

     Net Loss  $       (1,702) $         (364) $        (3,060)$        (2,844) $       (6,648)
               ==============  ==============  =============== ===============  ==============

Basic &
Diluted loss
per share      $            -  $            -  $             - $             -
               ==============  ==============  =============== ===============











                       See accompanying notes and accountants' report.

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                                since October
                                                                                   20, 1999
                                                  For the nine months ended      Inception of
                                                        September 30,            Development
                                               -------------------------------
                                                    2001            2000            Stage
                                               --------------- ---------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $        (3,060)$        (2,844) $       (6,648)
Increase (Decrease) in Accounts Payable                  1,140             519           1,140
                                               --------------- ---------------  --------------

  Net Cash Used in operating activities                 (1,920)         (2,325) (5,508)
                                               --------------- ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                    -               -               -
                                               --------------- ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                       1,920           2,325           5,508
                                               --------------- ---------------  --------------
Net Cash Provided by
  Financing Activities                                   1,920           2,325           5,508
                                               --------------- ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -               -               -
Cash and Cash Equivalents
  at Beginning of Period                                     -               -               -
                                               --------------- ---------------  --------------
Cash and Cash Equivalents
  at End of Period                             $             - $             -  $            -
                                               =============== ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                     $             - $             -  $            -
  Franchise and income taxes                   $             - $             -  $          125

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                        See accompanying notes and accountants' report.

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE Nine MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    -----------------------------------------------------

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

Interim Reporting

        The unaudited financial statements as of September 30, 2001 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Wyoming on May 7, 1996. The Company ceased all operating activities during the period from May 7, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of September 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE Nine MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                     -----------------------------------------------------
                                   (Continued)

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

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                               For the three months ended September 30, 2001
                                               ---------------------------------------------
Basic Loss per Share
Loss to common shareholders                   $        (1,702)       1,000,000  $            -
                                              ===============  ===============  ==============

                                               For the three months ended September 30, 2000
                                               ---------------------------------------------
Basic Loss per Share
Loss to common shareholders                   $          (364)       1,000,000  $            -
                                              ===============  ===============  ==============

                                                For the nine months ended September 30, 2001
                                                --------------------------------------------
Basic Loss per Share
Loss to common shareholders                   $        (3,060)       1,000,000  $            -
                                              ===============  ===============  ==============

                                                For the nine months ended September 30, 2000
                                                --------------------------------------------
Basic Loss per Share
Loss to common shareholders                   $        (2,844)       1,000,000  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for September 30, 2001 and 2000 and are thus not considered.

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE Nine MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                     -----------------------------------------------------
                                   (Continued)

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

        As of September 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $7,700 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

        As of September 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations

        The Company had no sales or sales revenues for the three months ended September 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years.

        The Company had no costs of sales revenues for the three months ended September 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $1,702 for the three month period ended September 30, 2001 and $364 for the same period in 2000.

        The Company recorded net loss of $1,702 for the three months ended September 30, 2001 compared to $364 loss for the same period in 2000.

Capital Resources and Liquidity

        At September 30, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2000. The Company had a net working capital deficit of $1,140 at September 30, 2001 as compared to $0 at December 31, 2000.

        Net stockholders' deficit in the Company was $1,140 as of September 30, 2001 and $0 as of December 31, 2000.



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

*       Incorporated   herein  by  reference  from  Registrant's  Form  10SB12G,
        Registration Statement, dated January 26, 2000.








                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2001.

Coyote Canyon Corporation



/s/ Daniel L. Hodges
--------------------------
Daniel L. Hodges
President/CFO and Director

November 14, 2001