Form 10QSB
period 2002-09-30
COYOTE CANYON CORP
filed 2003-03-24
CIK 1101916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:                     September 30, 2002

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


         We have reviewed the accompanying balance sheet of Sun Asset Holdings, Corp. (formerly Coyote Canyon Corporation)(a development stage company) as of September 30, 2002 and the related statements of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 10, 2003

                            SUN ASSET HOLDINGS, CORP.
                      (formerly Coyote Canyon Corporation).
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
ASSETS                                                                       $                -  $                -
                                                                             ==================  ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  ACCOUNTS PAYABLE                                                           $            1,406  $            1,641
                                                                             ------------------  ------------------

          TOTAL LIABILITIES                                                               1,406               1,641
                                                                             ------------------  ------------------

STOCKHOLDERS' EQUITY
COMMON STOCK (PAR VALUE $.001), 100,000,000 SHARES
  AUTHORIZED, ISSUED 1,000,000 SHARES AT SEPTEMBER 30,
  2002 AND DECEMBER 31, 2001                                                              1,000               1,000
PAID-IN CAPITAL                                                                           7,339               5,698
RETAINED DEFICIT                                                                         (1,075)             (1,075)
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                                             (8,670)             (7,264)
                                                                             ------------------  ------------------

          TOTAL STOCKHOLDERS' EQUITY                                                     (1,406)             (1,641)
                                                                             ------------------  ------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $                -  $                -
                                                                             ==================  ==================

















                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT

                            SUN ASSET HOLDINGS, CORP.
                      (FORMERLY COYOTE CANYON CORPORATION).
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                                                               Cumulative
                                                                                                  Since
                                                                                               October 20,
                                For the three months             For the nine months              1999
                                       Ended                            Ended                 Inception of
                                   September 30,                    September 30,              Development
                            ----------------------------   -------------------------------
                                2002           2001             2002            2001              Stage
                            -------------  -------------   --------------- ---------------  -----------------
Revenues                    $           -  $           -   $             - $             -  $               -

Expenses                               57          1,702             1,406           3,060              8,670
                            -------------  -------------   --------------- ---------------  -----------------

       Net Loss             $         (57) $      (1,702)  $        (1,406)$        (3,060) $          (8,670)
                            =============  =============   =============== ===============  =================

Basic & Diluted
   loss per share           $           -  $           -   $             - $             -
                            =============  =============   =============== ===============























                 See accompanying notes and accountants' report

                            SUN ASSET HOLDINGS, CORP.
                      (formerly Coyote Canyon Corporation).
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    October 20,
                                                                                                        1999
                                                                For the nine months ended           Inception of
                                                                      September 30,                 Development
                                                          -------------------------------------
                                                                2002                2001               Stage
                                                          -----------------  ------------------  ------------------
Cash Flows from Operating Activities:
    Net Loss                                              $          (1,406) $           (3,060) $           (8,670)
    Increase (Decrease) in Accounts Payable                           1,406               1,140               1,273
                                                          -----------------  ------------------  ------------------
        Net cash used in operating activities                             -              (1,920)             (7,397)

Cash Flows from Investing Activities:
        Net cash provided by investing activities                         -                   -                   -
                                                          -----------------  ------------------  ------------------

Cash Flows from Financing Activities:
    Capital contributed by shareholder                                    -               1,920               7,339
    Issuance of Common Stock                                              -                   -                   -
                                                          -----------------  ------------------  ------------------
         Net cash provided by
         financing activities                                             -                   -               7,339
                                                          -----------------  ------------------  ------------------

Net change in cash and cash equivalents                                   -                   -                   -
Cash and cash equivalents at beginning of year                            -                   -                   -
                                                          -----------------  ------------------  ------------------

Cash and cash equivalents at end of year                  $               -  $                -  $                -
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

Supplemental Disclosure of Non-Cash Investing and Financing Activities: None






                 See accompanying notes and accountants' report

                            SUN ASSET HOLDINGS, CORP.
                      (formerly Coyote Canyon Corporation).
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of September 30, 2002 and for the nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on May 7, 1996. The Company ceased all operating activities during the period from May 7, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company has no products or services as of September 30, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                            SUN ASSET HOLDINGS, CORP.
                      (formerly Coyote Canyon Corporation).
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the nine months ended September 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,406)           1,000,000  $                -
                                                        ==================  ===================  ==================

                                                               For the nine months ended September 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (3,060)           1,000,000  $                -
                                                        ==================  ===================  ==================

                                                               For the three months ended September 30, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $             (57)            1,000,000  $                -
                                                        ==================  ===================  ==================

                                                               For the three months ended September 30, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,702)           1,000,000  $                -
                                                        ==================  ===================  ==================

         The effect of outstanding common stock equivalents are anti-dilutive for September 30, 2002 and 2001 and are thus not considered.

Reclassification

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the September 30, 2002 presentation.

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

                            SUN ASSET HOLDINGS, CORP.
                      (formerly Coyote Canyon Corporation).
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (continued)
                                   (Unaudited)

NOTE 2 - INCOME TAXES

         As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $9,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of September 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

RESULTS OF OPERATIONS

         The Company had no sales or sales revenues for the three and nine months ended September 30, 2002 or 2001 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the three and nine months ended September 30, 2002 or 2001 because it is a shell company that has not had any business operations for the past three years. The Company had $57 in general and administrative expenses for the three month period ended September 30, 2002 and $1,702 for the same period in 2001. The Company had $1,406 in general and administrative expenses for the nine month period ended September 30, 2002 and $3,060 for the same period in 2001.

         The Company recorded net loss of $57 for the three months ended September 30, 2002 compared to $1,702 loss for the same periods in 2001. The Company recorded net loss of $1,406 for the nine months ended September 30, 2002 compared to $3,060 loss for the same periods in 2001.

CAPITAL RESOURCES AND LIQUIDITY

         At September 30, 2002, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2001. The Company had a net working capital deficit of $1,406 and $1,641 at September 30, 2002 and December 31, 2001.

         Net stockholders' deficit in the Company was $1,406 and $1,641 as of September 30, 2002 and December 31, 2001.

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

Date: March 10, 2003

/S/ Daniel L. Hodges
President, CEO
(Principal Executive Officer)

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

Date: March 10, 2003

/S/ Daniel L. Hodges
Treasurer and Director
(Principal Financial and Accounting Officer)