Form 10KSB
period 2002-12-31
COYOTE CANYON CORP
filed 2003-04-15
CIK 1101916

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ------------ TO -------------.


         COMMISSION FILE NUMBER:  000-29133


                            SUN ASSET HOLDINGS, INC.
                    ----------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



               FLORIDA                              86-0970161
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

             1966 NORTH JOHN YOUNG PARKWAY, KISSIMMEE, FLORIDA 34741
                   ------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

                                 (407) 847-2623
                             ----------------------
                           (ISSUER'S TELEPHONE NUMBER)


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.0001 PAR VALUE.

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

AT DECEMBER 31, 2002, THE AGGREGATE MARKET VALUE OF ALL SHARES OF VOTING STOCK HELD BY NON- AFFILIATES WAS $0.00. IN DETERMINING THIS FIGURE, THE REGISTRANT HAS ASSUMED THAT ALL DIRECTORS AND EXECUTIVE OFFICERS ARE AFFILIATES. SUCH ASSUMPTION SHALL NOT BE DEEMED CONCLUSIVE FOR ANY OTHER PURPOSE. THE NUMBER OF SHARES OUTSTANDING OF EACH CLASS OF THE REGISTRANT'S COMMON STOCK, AS OF DECEMBER 31, 2002, WAS AS FOLLOWS: COMMON STOCK $.0001 PAR VALUE, 1,000,000 SHARES.

TOTAL REVENUES FOR FISCAL YEAR ENDED DECEMBER 31, 2002: $0

AT DECEMBER 31, 2002, THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 1,000,000.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES ; NO   X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         We have not engaged in any operations other than organizational matters. Coyote Canyon Corporation, a Wyoming corporation (the "Company") was incorporated on May 7, 1996, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets. We ceased all operating activities during the period from May 7, 1996 to October 20, 1999 and were considered dormant. Since October 20, 1999, the Company is in the development stage, and have not commenced planned principal operations. On January 21, 2003, we changed our name to Sun Asset Holdings, Inc. and through a series of transactions, reincorporated in Florida from Wyoming.

         Our primary activity has involved and will involve seeking merger or acquisition candidates with whom we can either merge or acquire. We have not selected any company for acquisition or merger and do not intend to limit potential acquisitions candidates to any particular field or industry, but do retain the right to limit acquisition or merger candidates, if we so choose, to a particular field or industry. Our plans are in the conceptual stage only.

         The proposed business activities described herein classify the us as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a trading market to develop in the Company's securities until such time as we have successfully implemented our business plan described herein. However, if we intend to facilitate the eventual creation of a public trading market in our outstanding securities, we must consider that our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

THE MERGER

         In January 2003, we entered into an Agreement and Plan of Merger with Sun Asset Holdings, Inc., a Florida corporation. Under the terms of the merger agreement, Coyote Canyon Corporation merged with and into Sun Asset Holdings, Inc., with the public Wyoming Company surviving the merger, redomiciling in Florida and proceeding under the name Sun Asset Holdings, Inc. The merger was completed during February 2003.

         Upon completion of the merger, all of the issued and outstanding shares of common stock of Coyote Canyon Corporation were cancelled and converted into and became a right to receive, in the aggregate, 1,000,000 shares (as described below) of our common stock. The 800,000 shares of common stock issued to the Sun Asset Holdings, Inc. stockholders in the merger collectively represent approximately 80% of our voting stock. As a result, if the Sun Asset Holdings, Inc. stockholders act in concert, they will have significant control over our business and operations, including the right to elect our Board of Directors.

         In connection with the merger, our sole director appointed a nominee of Sun Asset Holdings, Inc. to fill the existing vacancy on our Board of Directors and then resigned as a member of our board. The new director is named, and his background is described, in the section entitled "Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange Act," below.

OUR NAME CHANGE

         On January 21, 2003, we amended our Articles of Incorporation to change our name from "Coyote Canyon Corporation." to "Sun Asset Holdings, Inc." The purpose of this amendment was to reflect the scope and type of our business activities following the completion of the merger. At the same time, we effected a reduction in the par value of our outstanding common stock from $.001 to $.0001. The rights and preferences of our common stock were not modified or amended in connection with the reverse split.

THE AMENDMENT AND THE RESTATEMENT OF OUR ARTICLES OF INCORPORATION AND BYLAWS

         In connection with the merger with Sun Asset Holdings, Inc., we adopted new Article of Incorporation and Bylaws with the intent of "modernizing" our Article of Incorporation and Bylaws, and providing provisions in those documents which are normally found in charter documents for public corporations (including such matters as the use of teleconferencing, facsimile and telephone devices and public trading securities procedures).

OUR CHANGE OF DOMICILE

         On February 5, 2003, we changed our state of incorporation from Wyoming to Florida. In connection with the change of domicile, we adopted a new certificate of incorporation and bylaws essentially identical (except for required state-law imposed changes) to the amended Articles of Incorporation and Bylaws described above.

         The change in domicile effected a change only in our legal domicile. It did not result in any change in our business, our management, our fiscal year, or our assets or liabilities or, except to the extent of any difference between Wyoming and Florida law, the general legal principals under which we will operate.

COMPETITION

         We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we have and will therefore be in a better position than we are to obtain access to attractive business opportunities.

EMPLOYEES

         Our only employees at the present time is our officers and directors, who will devote as much time as they determines is necessary to carry out the affairs of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         We have a working agreement with one of our shareholders to share use of 1,300 square feet of office space, telephones and secretarial services supplied on a gratis basis.

ITEM 3.  LEGAL PROCEEDINGS

         We are not subject to any material actual or pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         There has been no public trading market for the our common stock. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by us, nor do we anticipate that dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Financial Statements and notes thereto.

OPERATIONS

         We intend to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to us by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

         We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

         We may obtain funds in one or more private placements to finance the operation of any acquired business, if necessary. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Our proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to our management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, our potential success is heavily dependent on our management, which will have unlimited discretion in searching for and entering into a business opportunity. The officers and directors of the Company likely have had no experience in any proposed business of the Company. There can be no assurance that we will be able to raise any funds in private placement.

LIQUIDITY AND CAPITAL RESOURCES

         We  remain  in  the  development  stage  and,  since  inception,   have
experienced no significant change in liquidity or capital resources or stockholder's equity. Our balance sheet as of December 31, 2002, reflects a current asset value of $0.00, and a total asset value of $0.00.

         We will carry out our plan of business as discussed above. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

CRITICAL ACCOUNTING POLICIES

         Our critical accounting policies are those which we believe require significant judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting policies is set forth in the Notes to our Financial Statements included as part of this Report.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         From time to time, the Financial Accounting Standards Board ("FASB") issues pronouncements regarding financial accounting standards, including standards regarding accounting and reporting standards for business combinations and other matters. For more information regarding the significant accounting policies and standards applicable to our operations, see the Notes to the Financial Statements.


RESULTS OF OPERATIONS

         During the period from October 20, 1999 through December 31, 2002, we have engaged in no significant operations other than organizational activities and preparation for registration of our securities under the Securities Exchange Act of 1934. No revenues were received by us during this period.

         For the current fiscal year, we anticipate incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

NEED FOR ADDITIONAL FINANCING

         We believe that our existing capital will be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately two years. Accordingly, in the event we are able to complete a business combination during this period, we anticipates that our existing capital will be sufficient to allow us to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow us to complete a business combination, and once a business combination is completed, our needs for additional financing are likely to increase substantially.

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

         The discussion contained herein has been prepared by us and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

FORWARD LOOKING STATEMENT

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
  RISK

         We are not generally subject to any foreign currency risk, and we are, in management's opinion, subject to only minimum interest rate risk. Our interest rate risk generally arises from our variable interest rate loans, as described in our Financial Statements below and from fluctuations in interest earnings arising from our limited investment portfolio. With respect to market risk arising from our investment portfolio, we have taken measures which we believe minimize fluctuations in those interest rates. We do not use derivative financial investments in our financial portfolio. Based on the recent actions of the Federal Research Board, our management believes that both interest rates and inflation will be stable for the remainder of 2003. As a result, our management believes that we will suffer minimal market risk form our operations.


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

         Daniel Hodges, 36, has been sole Director, President, Chief Financial Officer and Secretary of the Company since inception. Effective with the merger, Mr. Hodges resigned.


NAME                         AGE      POSITION WITH           DATE POSITION
                                       THE COMPANY            FIRST HELD

Charles C. Frey              48       CEO and CFO             January 21, 2003
James R. Freed               49       Director                February 25, 2003

BUSINESS EXPERIENCE

         The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and significant employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

JAMES R. FREED, age 49 was the president of Meridian Mortgage Marketing. He graduated from the University of New Haven in 1975 with a B.S. in Criminal Justice, Forensic Science. After graduation, Mr. Freed entered the Army and was a military policeman from 1976 to 1982. He has spent the past 21 years in the forensic unit of the Chesapeake Police Department and is currently a Master police officer and the department's fingerprint examiner/expert. While working for the Chesapeake Police Department, Mr. Freed was a military police drill sergeant in the Army Reserves from 1982 until 1998. In addition to the above commitments, Mr. Freed was also a Boy Scout leader for over 10 years, a member of the department honor guard, the general instructor and an instructor for the state of Virginia in the operation of their breath testing machines and he is currently a member of the Fraternal Order of Police.

During the past six years, Mr. Freed has been involved during his spare time with the mortgage business culminating in the ownership of his own mortgage broker business

CHARLES C. FREY, age 48 is the Chief Executive Officer and the acting Chief Financial Officer. Mr. Frey has broad experience in the Real Estate Industry especially in Florida and for the last 12 years in Orlando. Mr. Frey gives the company its operational stability and structure. He is experienced with all the financial aspects of running a business and adds the needed financial direction to operations.

Prior to Sun Asset Holdings, Inc., Mr. Frey held executive and senior financial operational positions with Sunterra Resorts, Inc. He served as the Executive Vice President and President of the USA Operations of this public company as well as Senior Vice President of Owner Services. Mr. Frey was with Sunterra from its 1992 inception and was instrumental with building the company before and after the Initial Public Offering in 1996. Prior to joining Sunterra Mr. Frey was a Partner and Chief Financial Officer with Trammell Crow Residential in Boca Raton, and a commercial division controller with Gerald Hines Interests in Houston.

Mr. Frey is a graduate of Indiana University of Pennsylvania, with a major in Accounting and a minor in Economics. He is a licensed Certified Public Accountant, a Florida Real Estate Broker, a Mortgage Broker, and a Community Association Manager.

CONFLICTS OF INTEREST

         Certain conflicts of interest now exist and will continue to exist between the us and our officers and directors due to the fact that each has other business interests to which they devote their primary attention.

         Certain conflicts of interest may exist between us and our director and officer and conflicts may develop in the future. We have not established policies or procedures for the resolution of current or potential conflicts of interests. There can be no assurance that our officers and directors will resolve all conflicts of interest in our favor, and failure by our officers and directors to conduct the our business in our best interest may result in liability to our officers and directors. Our officers and directors are accountable to us as a fiduciary, which means that they are required to exercise good faith and integrity in handling our affairs. Shareholders who believe that we have been harmed by failure of our officer and director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and our rights.

         We have no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

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

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND
MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,000,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 31, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.
                                                          # OF
NAME AND ADDRESS                        NATURE OF        SHARES
OF BENEFICIAL OWNERS                    OWNERSHIP         OWNED          PERCENT
DIRECTORS

PRINCIPAL SHAREHOLDERS


Daniel L. Hodges                        Common          800,000           80.00

DIRECTORS AND EXECUTIVE OFFICERS


Daniel L. Hodges                        Common          800,000           80.00

ALL EXECUTIVE OFFICERS AND
DIRECTORS AS A GROUP (1
PERSON)                                 Direct          800,000           80.00%
                                        Options            None            None%
                                            Total       800,000           80.00%

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Independent Auditor's Report                                                 F-1
Balance Sheets, December 31, 2002 and 2001                                   F-2
Statements of Operations,
  For the Years Ended December 31, 2002 and 2001                             F-3
Statements of Changes in Stockholders' Equity,
  For the Years Ended December 31, 2002 and 2001                             F-4
Statements of Cash Flows,
  For the Years Ended December 31, 2002 and 2001                             F-5
Notes to Financial Statements                                                F-6

2.  FINANCIAL STATEMENT SCHEDULES
         The following financial statement schedules required by Regulation S-X are included herein.

         All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  EXHIBITS

         The exhibit numbers in the following list correspond to the numbers assigned to such Exhibits in Item 601 of Regulation S-K.

Exhibit
Number            Exhibit

3        Articles of Incorporation

3.2      Bylaws

10.2     Agreement and Plan of Merger

99.1     Certification  Pursuant to 18 U.S.C.  ss 1350,  As Adopted  Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification  Pursuant to 18 U.S.C.  ss 1350,  As Adopted  Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2002 covered by this Form 10-KSB.

ITEM 14.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10- KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

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

SUN ASSET HOLDINGS, INC.

By:   /s/ Charles C. Frey
      /s/ Charles C. Frey, President, Chief Finance Officer
Date: April 14, 2003

By:   /s/ James R. Freed
      James R. Freed, Director
Date: April 14, 2003

I, Charles C. Frey, certify that:

         1. I have reviewed this annual report on form 10-KSB of Sun Asset Holdings, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

/s/ Charles C. Frey
Charles C. Frey
CEO (Principal Executive Officer)
(Principal Financial and Accounting Officer)

                            SUN ASSET HOLDINGS, INC.
                      (FORMERLY COYOTE CANYON CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2002 AND 2001

                                                     CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  December 31, 2002 and 2001...............................................................................F - 2

Statements of Operations
  For the Years Ended December 31, 2002 and 2001...........................................................F - 3

Statement of Stockholders' Equity
 Since May 7, 1996 (inception) to December 31, 2002........................................................F - 4

Statements of Cash Flows
  For the Years Ended December 31, 2002 and 2001...........................................................F - 5

Notes to Financial Statements..............................................................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Sun Asset Holdings, Inc.
(formerly Coyote Canyon Corporation)
(A Development Stage Company)


         We have audited the accompanying balance sheets of Sun Asset Holdings, Inc. (formerly Coyote Canyon Corporation)(a development stage company) as of December 31, 2002 and 2001, and the related statements of operations and cash flows for the two years ended December 31, 2002 and the statement of stockholder's equity from May 7, 1996 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Asset Holdings, Inc.(formerly Coyote Canyon Corporation)(a development stage company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the two years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully submitted


                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants
Salt Lake City, Utah
March 9, 2003

                            SUN ASSET HOLDINGS, INC.
                      (formerly Coyote Canyon Corporation)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                          December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
ASSETS                                                                       $                -  $                -
                                                                             ==================  ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable                                                           $            5,263  $            1,641
                                                                             ------------------  ------------------

          Total Liabilities                                                               5,263               1,641
                                                                             ------------------  ------------------

Stockholders' Equity
Preferred Stock, par value $.0001 per share
  Authorized 100,000 shares, issued and outstanding at
  December 31, 2002 and 2001 - None                                                           -                   -
Common stock, par value $.0001, 100,000,000 shares                                          100                 100
  authorized, issued 1,000,000 shares at December 31,
  2002 and 2001
Paid-In Capital                                                                           8,239               6,598
Retained deficit                                                                         (1,075)             (1,075)
Deficit accumulated during development stage                                            (12,527)             (7,264)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                     (5,263)             (1,641)
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $                -  $                -
                                                                             ==================  ==================











   The accompanying notes are an integral part of these financial statements.

                            SUN ASSET HOLDINGS, INC.
                      (formerly Coyote Canyon Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                   Cumulative
                                                                                      since
                                                                                   October 20,
                                                                                      1999
                                                                                    inception
                                                 For the year ended                    of
                                                    December 31,                   development
                                        -------------------------------------
                                               2002               2001                stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:                                            5,263              3,676              12,527
                                        ------------------  -----------------   -----------------

     Net Loss                           $           (5,263) $          (3,676)  $         (12,527)
                                        ------------------  -----------------   -----------------

Basic & Diluted loss per share          $                -  $               -
                                        ==================  =================




















   The accompanying notes are an integral part of these financial statements.

                            SUN ASSET HOLDINGS, INC.
                      (formerly Coyote Canyon Corporation)
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE MAY 7, 1996 (INCEPTION) TO DECEMBER 31, 2002

                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                                               During
                                                     Common Stock             Paid-In        Retained       Development
                                                 Shares        Par Value      Capital         Deficit          Stage
                                             --------------- -------------  ------------   -------------  ----------------
Balance at May 7, 1996 (inception)                         - $           -  $          -   $           -  $              -

Net Loss                                                   -             -             -          (1,025)                -
                                             --------------- -------------  ------------   -------------  ----------------
Balance at December 31, 1996                               -             -             -          (1,025)                -

November 4, 1997 Issuance of Stock
for Services and payment
 of Accounts Payable                               1,000,000           100           900

Net Loss                                                   -             -             -             (25)                -
                                             --------------- -------------  ------------   -------------  ----------------
Balance at December 31, 1997                       1,000,000           100           900          (1,050)                -

Net Loss                                                   -             -             -             (25)                -
                                             --------------- -------------  ------------   -------------  ----------------
Balance at December 31, 1998                       1,000,000           100           900          (1,075)                -

Capital contributed by Shareholder                         -             -           100               -                 -
Net Loss                                                   -             -             -               -               (25)
                                             --------------- -------------  ------------   -------------  ----------------
Balance at December 31, 1999                       1,000,000           100         1,000          (1,075)              (25)

Capital contributed by Shareholder                         -             -         3,563               -                 -
Net Loss                                                   -             -             -               -            (3,563)
                                             --------------- -------------  ------------   -------------  ----------------
Balance at December 31, 2000                       1,000,000           100         4,563          (1,075)           (3,588)

Capital Contributed by Shareholder                         -             -         2,035               -                 -
Net Loss                                                   -             -             -               -            (3,676)
                                             --------------- -------------  ------------   -------------  ----------------
Balance at December 31, 2001                       1,000,000           100         6,598          (1,075)           (7,264)

Capital Contributed by Shareholder                         -             -         1,641               -                 -
Net Loss                                                   -             -             -               -            (5,263)
                                             --------------- -------------  ------------   -------------  ----------------

Balance at December 31, 2001                       1,000,000 $         100  $      8,239   $      (1,075) $        (12,527)
                                             =============== =============  ============   =============  ================

   The accompanying notes are an integral part of these financial statements.

                            SUN ASSET HOLDINGS, INC.
                      (formerly Coyote Canyon Corporation)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                    Cumulative
                                                                                      Since
                                                                                    October 20,
                                                                                       1999
                                                                                    Inception
                                                       For the years ended              of
                                                           December 31,            Development
                                                     ------------------------
                                                         2002        2001             Stage
                                                     ------------ -----------    ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                             $     (5,263)$    (3,676)   $        (12,527)
Increase (Decrease) in Accounts Payable                     3,622       1,641               5,188
                                                     ------------ -----------    ----------------
  Net Cash Used in operating activities                    (1,641)     (2,035)             (7,339)
                                                     ------------ -----------    ----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by
  investing activities                                          -           -                   -
                                                     ------------ -----------    ----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                          1,641       2,035               7,339
                                                     ------------ -----------    ----------------
Net Cash Provided by
  Financing Activities                                      1,641       2,035               7,339
                                                     ------------ -----------    ----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                     -           -                   -
Cash and Cash Equivalents
  at Beginning of Period                                        -           -                   -
                                                     ------------ -----------    ----------------
Cash and Cash Equivalents
  at End of Period                                   $          - $         -    $              -
                                                     ============ ===========    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                           $          - $         -    $              -
  Franchise and income taxes                         $          - $       115    $            240

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                            SUN ASSET HOLDINGS, INC.
                      (formerly Coyote Canyon Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $5,300 for the year ended December 31, 2002 and losses of approximately $13,600 since inception of the company, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in acquiring and developing various business opportunities.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on May 7, 1996. The Company ceased all operating activities during the period from May 7, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations. On January 21, 2003, the Company changed its name to Sun Asset Holdings, Inc. and through a series of transactions, reincorporated in Florida from Wyoming.

Nature of Business

         The Company has no products or services as of December 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

                            SUN ASSET HOLDINGS, INC.
                      (formerly Coyote Canyon Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for Sun Asset Holdings, Inc. (formerly Coyote Canyon Corporation) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                   For the year ended December 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (5,263)           1,000,000  $                -
                                                        ==================  ===================  ==================


                                                                   For the year ended December 31, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (3,676)           1,000,000  $                -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits

                            SUN ASSET HOLDINGS, INC.
                      (formerly Coyote Canyon Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001
                                   (Continued)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2001  financial statements to conform with the 2002 presentation.

NOTE 3 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $13,600 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 4 - DEVELOPMENT STAGE COMPANY

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

NOTE 5 - COMMITMENTS

         As of December 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                            SUN ASSET HOLDINGS, INC.
                      (formerly Coyote Canyon Corporation)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001
                                   (Continued)

NOTE 6 - REVERSE MERGER

         In January 2003, the Company entered into an agreement with Sun Asset Holdings, Inc. (a Florida Corporation). Pursuant to which the newly formed Company merged with and into Coyote Canyon Corporation (a Wyoming Corporation) (the "Merger").

         As contemplated by the Merger, the stockholders of the Company amended and restated the Company's articles and bylaws and moved the state of incorporation from Wyoming to Florida. The Company also changed its name to Sun Asset Holdings, Inc., authorized the issuance of 100,000 shares of $.0001 par value preferred stock and changed the par value of the common stock to $.0001. The change in par value has been retroactively applied in the accompanying financial statements.

         In  the  Merger,  all  of  Coyote  Canyon   Corporation's   issued  and
outstanding shares of common stock were cancelled and converted into a right to receive 1,000,000 common shares of the Company.